Form 10QSB
period 2001-06-30
CLEMENT CORP
filed 2001-08-14
CIK 1140874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the transition period from                    to
                                      -------------------    -------------------

Commission File Number: 000-32799

                                  Clement Corp.
                                  -------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                33-0965562
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

34601 Calle Monte, Capistrano Beach, California                            92624
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (949) 492-9998



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2001, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                  CLEMENT CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)





     ASSETS                                                      $
                                                                             -
                                                               ===============

     LIABILITIES AND STOCKHOLDER'S EQUITY
          Liabilities                                            $           -
                                                               ---------------

     STOCKHOLDER'S EQUITY
     Preferred Stock, $0.001 par value;
        5,000,000 shares authorized, no shares
        issued and outstanding                                               -
     Common Stock, $0.001 par value;
         50,000,000 shares authorized,
         5,000,000 shares issued and outstanding
                                                                         5,000
     Additional paid-in capital                                            636
     Deficit accumulated during
        the development stage                                           (5,636)
                                                               ---------------
        Total stockholder's equity

                                                                             -
                                                               ---------------

                 Total liabilities and stockholder's equity      $           -
                                                               ===============















   The accompanying notes are an integral part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                         FOR THE PERIOD FROM MAY 8, 2001
                          (INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)





     Revenue                                                      $          -

     General and administrative expenses                                (5,636)
                                                                 --------------

     Loss from operations before provision for income taxes             (5,636)

     Provision for income taxes                                              -
                                                                 --------------

     Net loss                                                     $     (5,636)
                                                                 ==============

     Net loss per share - basic and diluted                       $          -
                                                                 ==============

     Weighted average number of common shares
      outstanding                                                     5,000,000
                                                                 ==============








   The accompanying notes are an integral part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                    MAY 8, 2001 (INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                 Additional     During the
                                                        Common Stock              Paid-in       Development
                                                    Shares         Amount         Capital          Stage           Total
                                                 ------------- --------------  --------------- ---------------  ------------
Balance, May 8, 2001                                                $      -         $      -        $      -        $    -
                                                            -

Issuance of shares for services - May 9, 2001       5,000,000          5,000                -                         5,000
                                                                                                            -

Expenses paid by shareholder                                -              -              636               -           636

Net loss                                                    -              -                -          (5,636)      (5,636)
                                                 ------------- --------------  --------------- ---------------  ------------

Balance, June 30, 2001                              5,000,000      $   5,000        $     636      $   (5,636 )     $     -
                                                 ============= ==============  =============== ===============  ============






   The accompanying notes are an integral part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                    MAY 8, 2001 (INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)




     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                             $        (5,636)
          Stock issued for services                                      5,000
          Expenses paid by shareholder                                     636
                                                               ---------------
     NET CASH USED IN OPERATING ACTIVITIES                                  -


     CASH AND CASH EQUIVALENTS - May 8, 2001                                -
                                                               ---------------

     CASH AND CASH EQUIVALENTS - June 30, 2001                  $           -
                                                               ===============



     SUPPLEMENTAL INFORMATION:
         During the initial period May 8 to June 30, 2001, the Company paid no cash for interest or income taxes.











   The accompanying notes are an integral part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations
          Clement Corp. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on May 8, 2001.

          Interim Financial Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-SB for the period ended May 15, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the initial period May 8 to June 30, 2001 are not necessarily indicative of results of operations to be expected for the initial fiscal year ended December 31, 2001.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Business. We were incorporated on May 8, 2001, as a development stage or shell corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our shareholder. We will review and evaluate business ventures for possible mergers or acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction. Further, our objectives, discussed herein, are extremely general and are not intended to restrict our discretion.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

We have no plans or arrangements proposed or under consideration for the issuance or sale of additional securities, prior to the identification of a business opportunity. Consequently, we anticipate that we will initially be able to participate in only one business opportunity, due primarily to our limited capital. The resulting lack of diversification should be considered a substantial risk, as we will not be able to offset potential losses from one venture against gains from another.

Competition. We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. We cannot assure you we will be successful in obtaining suitable business opportunities.

Employees. We are a development stage company and currently have no employees. Our executive officers will devote only such time to our affairs as they deem appropriate, which is estimated to be approximately five (5) hours per month. We expect to use consultants, attorneys, and accountants, as necessary, and do not anticipate a need to engage any full-time employees so long as we are identifying and evaluating businesses. The need for employees and their availability will be considered in connection with a decision whether or not to acquire or participate in a specific business venture.

Results of Operations. We have not yet realized any revenue from operations, nor do we expect to in the foreseeable future.

Liquidity and Capital Resources. We have cash of $0.00 as of June 30, 2001. Alia Neely, our sole officer and director, has paid our expenses since our formation, and we anticipate that Ms. Neely will continue to pay our expenses.

We have no commitment for any capital expenditure and do not expect any in the foreseeable future. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to but are unable to complete an acquisition. Our cash requirements for the next 12 months include accounting expenses and other expenses relating to preparing filings required pursuant to the Securities Exchange Act of 1934 ("Exchange Act"). Those expenses should not exceed $10,000 over the next twelve months. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. We cannot assure you that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

o failure to make timely filings with the SEC as required by the Exchange Act, which would also probably result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;
o curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or
o inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

Plan of Operation for the Next Twelve Months. Our plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Our main purpose and goal is to locate and consummate a merger or acquisition with a private entity. Our directors will be compensated with stock of any surviving company subsequent to a merger or acquisition with a private entity.

We will review and evaluate business opportunities for possible mergers or acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a business plan, and numerous other factors, which are difficult, if not impossible, to analyze using any objective criteria.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources, it may be difficult to find favorable opportunities. We cannot assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's business judgment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on August 13, 2001.

                            Clement Corp.
                            a Nevada corporation


                            By:      /s/ Alia Neely
                                     ------------------------------------------
                                     Alia Neely
                            Its:     President, Secretary, Treasurer, Director