Form 10KSB
period 2001-12-31
CLEMENT CORP
filed 2002-03-28
CIK 1140874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                           ----------------    ----------------

Commission File Number: 000-32799

                                  Clement Corp.
                                  -------------
             (Exact name of registrant as specified in its charter)

Nevada                                                              33-0965562
------                                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

34601 Calle Monte, Capistrano Beach, California                          92624
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (949) 492-9998
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


    Title of Each Class                      Name of Each Exchange on which
    to be so Registered:                     Each Class is to be Registered:
    --------------------                     -------------------------------
           None                                          None
           ----                                          ----

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001                 Preferred Stock, Par Value $.001
-----------------------------                 --------------------------------
(Title of Class)                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2002, approximately $0.00.

As of March 28, 2002, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                          [ ] Yes            [X] No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated on May 8, 2001 in Nevada. Our principal business address is 34601 Calle Monte, Capistrano Beach, California, 92624. Our telephone number is (949) 492-9998.

Our Business. We were incorporated as a development stage or shell corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our shareholder. We will review and evaluate business ventures for possible mergers or acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction. Further, our objectives, discussed herein, are extremely general and are not intended to restrict our discretion.

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

Potential Target Companies. A business entity, if any, which may be interested in a business combination with us may include the following:

    o a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
    o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
    o a company which wishes to become public with less dilution of its common stock than would occur upon an initial public offering;
    o a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
    o a foreign company which may wish an initial entry into the United States securities market;
    o a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or
    o a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the issuance to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

We cannot assure you that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. We will not issue or sell additional shares or take any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan and we are no longer classified as a blank check company.

Government Regulation. It is impossible to anticipate government regulations, if any, to which we may be subject until we have acquired an interest in a business. The ownership or use of assets to conduct a business which we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, we will endeavor to ascertain, to the extent of our limited resources, the effects of such government regulation on our prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a greater risk.

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

Item 2.  Description of Property.
---------------------------------

Property held by Us. We have no properties at this time and we have no agreements to acquire any properties. Our offices are provided to us at no charge by Alia Neely, our sole officer and director. Ms. Neely has agreed to continue this arrangement until we complete a business combination.

Our Facilities. At this time, we occupy facilities provided by our sole officer and director at no charge to us. This office space is located at 34601 Calle Monte, Capistrano Beach, California.

Item 3.  Legal Proceedings.
---------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that could be sold pursuant to Rule 144 pursuant to the Securities Act of 1933 or that we have agreed to register under the Securities Act of 1933 for sale by security holders. The number of holders of record of shares of our common stock is one (1).

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Following a business combination, a target company will normally wish to cause our common stock to trade in one or more United States securities markets. The target company may elect to take the actions required for such trading following the business combination or at some later time.

In order to qualify for listing on the Nasdaq Small Cap Market, a company must meet the following minimum criteria:

    o net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three fiscal years of $750,000;
    o    public float of 1,000,000 shares with a market value of $5,000,000;
    o    a bid price of $4.00;
    o    three market makers;
    o    300 shareholders; and
    o an operating history of one year or, if less than one year, $50,000,000 in market capitalization.

For continued listing on the NASDAQ Small Cap Market, a company must meet the following minimum criteria:

    o net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three fiscal years of $500,000;
    o a public float of 500,000 shares with a market value of $1,000,000; a bid price of $1.00;
    o    two market makers; and
    o    300 shareholders.

If, after a business combination, we do not meet the qualifications for listing on the NASDAQ Small Cap Market, we may apply for quotation of our securities on the OTC Bulletin Board. In certain cases, we may elect to have our securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

To have our securities quoted on the OTC Bulletin Board we must:

    o report our current financial information to the Securities and Exchange Commission, banking regulators or insurance regulators;
    o have at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the NASDAQ Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the NASDAQ Stock Market or on a national securities exchange is eligible.

In general, there is greatest liquidity for traded securities on the NASDAQ Small Cap Market, less on the OTC Bulletin Board, and least by quotation by the National Quotation Bureau, Inc. on the "pink sheets". It is not possible to predict where, if at all, our securities will be traded following a business combination.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

    o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
    o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
    o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
    o    a toll-free telephone number for inquiries on disciplinary actions;
    o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
    o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

    o    the bid and offer quotations for the penny stock;
    o the compensation of the broker-dealer and its salesperson in the transaction;
    o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
    o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and Capital Resources. We have cash of $0.00 as of December 31, 2001. We have no assets and we have liabilities of $1,000 as of December 31, 2001. Alia Neely, our sole officer and director, has paid our expenses since our formation, and we anticipate that Ms. Neely will continue to pay our expenses.

Results of Operations. We have not yet realized any revenue from operations, nor do we expect to in the foreseeable future. For the period from our inception on May 8, 2001 through December 31, 2001, our total expenses were $7,336, which were represented by general and administrative expenses. For the period from our inception on May 8, 2001 through December 31, 2001, we experienced a net loss of $7,336.

Plan of Operation for the Next Twelve Months. We will review and evaluate business opportunities for possible mergers or acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a business plan, and numerous other factors, which are difficult, if not impossible, to analyze using any objective criteria.

Selection of a Business. We anticipate that potential business opportunities will be referred from various sources, including our officer and director, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. We will not engage in any general solicitation or advertising for a business opportunity and will rely on the personal relationships of our officer and director and his affiliates, as well as indirect associations with other business and professional people. Our reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that we will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if we deems it in our best interest. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's revenues or product sales volume, payments involving issuance of securities, or any combination of these or other compensation arrangements. Consequently, we are unable to predict the cost of utilizing such services. As of March ___, 2002, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. Our present intentions are to rely upon our President to perform those services normally provided by professional advisors or financial consultants.

We will not restrict our search to any particular business, industry, or geographical location. We reserve the right to evaluate and enter into any type of business in any location. In seeking a business venture, our decision will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. We may participate in a newly organized business or in a more established business. Participation in a new business entails greater risks, as in many instances, management of such a business may not have an established track record; the eventual market for such business' product or services will likely not be established; and the profitability of such business will be untested and impossible to forecast accurately. Should we participate in a more established business that is experiencing financial difficulty, risks may result from our inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

The analysis of new businesses will be undertaken by or under the supervision of our sole officer and director. In analyzing prospective businesses, we will consider, to the extent applicable, the available technical, financial and managerial resources of any given business. We will also consider the following:

    o    nature of present and expected competition;
    o    potential advances in research and development or exploration;
    o    the potential for growth and expansion;
    o    the likelihood of sustaining a profit within given time periods;
    o the perceived public recognition or acceptance of products, services, trade or service marks;
    o    name identification; and
    o    other relevant factors.

We anticipate that the results of operations of a specific business may not necessarily be indicative of the potential for future earnings for that business, which may be impacted by a change in marketing strategies, expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

We have no present intention to hire any independent advisors or consultants. Our officer will act in these capacities. We may pay a fee for locating a merger, acquisition or business combination candidate. No criteria will be used in determining who can act as a finder for us, other than we will require such finder to have all the necessary state or federal licenses to act in such capacity and receive compensation therefor. A finder will only be paid if we complete a transaction. All other terms of service will be negotiated on an individual basis and have not been determined as of yet. We have not yet contacted nor had any discussions with any finders.

We will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which we will decide to participate in a given business cannot be predicted and will depend on the following factors:

    o    the time involved in identifying businesses;
    o    the time required for us to complete our analysis of such businesses;
    o the time required to prepare appropriate documentation to effect a merger or acquisition; and
    o    other circumstances.

Acquisition of a Business. The implementing of a structure that will result in any given business transaction, may cause us to become party to a merger, consolidation, purchase and sale of assets, purchase or sale of stock, or other reorganization involving another corporation, joint venture, partnership or licensee. The exact structure of the anticipated transaction cannot yet be determined, although we do not intend to participate in a business by the acquisition of minority stock interests. Our current intention is to acquire a controlling interest in a business. Upon the completion of a transaction, it is likely that our present management will no longer control our affairs. Further, our present director may, as part of the terms of a prospective business transaction, resign and be replaced by new directors without a vote of our shareholders.

It is the opinion of the Office of Small Business of the Securities and Exchange Commission (as indicated in No Action Letter, NASD Regulation, Inc., dated January 21, 2000) that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a blank check company, and that securities issued by a blank check company to promoters and affiliates, and their transferees, can only be resold by registration pursuant to the Securities Act of 1933. Upon consummation of a merger, we may decide to file the necessary and appropriate registration statements to register our common stock promoters and affiliates and their transferees. In addition, the promoters or affiliates of blank check companies, as well as their transferees, are deemed to be "underwriters" of the securities of those blank check companies issued both before and after any business combination.

The issuance of a substantial amount of additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on such market.

While the actual terms of a transaction to which we may be a party cannot be determined at this time, it is expected that the parties to any business transaction will determine that it is desirable to structure the merger or acquisition as a "tax-free" event pursuant to Sections 351 or 368(a) of the Internal Revenue Code of 1986. In order to obtain tax-free treatment under
Section 351 of the Internal Revenue Code of 1986, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Internal Revenue Code of 1986 provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, we expect to be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of our voting securities pursuant to that
Section 368. The acquiring corporation will issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that our shareholders immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that our stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in us.

Notwithstanding the fact that we are technically the merging or acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if we had been acquired by the other entity owning the business and, therefore, will not permit an increase in the carrying value of the assets of the other business.

The manner in which we participate in a business will depend on the nature of the business, our respective needs and desires, the management of the business, and our relative negotiating strength and such other management.

We will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be determined at this time, generally, such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of paying costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition. Our operation following our merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether we will be in control of the business or whether our present management will be in control of us following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Item 7.  Financial Statements.
------------------------------

The financial statements required by Item 7 are presented in the following order:


                                    CONTENTS
                                    --------

                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                             10

BALANCE SHEET                                                            11

STATEMENT OF OPERATIONS                                                  12

STATEMENT OF STOCKHOLDER'S DEFICIT                                       13

STATEMENT OF CASH FLOWS                                                  14

NOTES TO FINANCIAL STATEMENTS                                           15-17

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS OF CLEMENT CORP.:

We have audited the accompanying balance sheet of Clement Corp. (A Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholder's deficit and cash flows for the period from May 8, 2001 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clement Corp. as of December 31, 2001 and the results of its operations and its cash flows for the period from May 8, 2001 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                      Certified Public Accountants



New York, New York
March 15, 2002

                                  CLEMENT CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2001






ASSETS                                                         $            -
                                                               ===============
LIABILITIES AND STOCKHOLDER'S DEFICIT
    Accrued expenses                                                    1,000
    Total current liabilities                                  ---------------
                                                               $        1,000
                                                               ---------------
STOCKHOLDER'S DEFICIT
Preferred Stock, $0.001 par value;
   5,000,000 shares authorized, no shares
   Issued and outstanding                                                   -
Common Stock, $0.001 par value;
    50,000,000 shares authorized,
    5,000,000 shares issued and outstanding
                                                                        5,000
Additional paid-in capital                                              1,336
Deficit accumulated during
   The development stage                                               (7,336)
                                                               ---------------
   Total stockholder's deficit                                         (1,000)
                                                               ---------------
       Total liabilities and stockholder's deficit             $            -
                                                               ===============










                     The accompanying notes are an integral
                       part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                         FOR THE PERIOD FROM MAY 8, 2001
                        (INCEPTION) TO DECEMBER 31, 2001






Revenue                                                        $            -

General and administrative expenses                                     7,336
                                                               ---------------
Loss from operations before provision for income taxes                 (7,336)

Provision for income taxes                                                  -
                                                               ---------------
Net loss                                                       $       (7,336)
                                                               ===============
Net loss per share - basic and diluted                         $            -
                                                               ===============
Weighted average number of common shares
 outstanding                                                        5,000,000
                                                               ===============











                     The accompanying notes are an integral
                       part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDER'S DEFICIT
                  MAY 8, 2001 (INCEPTION) TO DECEMBER 31, 2001

                                                                                                    Deficit
                                                                                                   Accumulated
                                                                                   Additional      During the
                                                          Common Stock              Paid-in       Development
                                                      Shares         Amount         Capital          Stage           Total
                                                  -------------- --------------  --------------- ---------------  ------------
Balance, May 8, 2001                                             $           -   $            -  $            -   $         -
                                                              -

Issuance of shares for services - May 9, 2001         5,000,000          5,000                -                         5,000
                                                                                                              -

Expenses paid by shareholder                                  -              -            1,336               -         1,336

Net loss
                                                              -              -                -          (7,336)       (7,336)
                                                  -------------- --------------  --------------- ---------------  ------------
Balance, December 31, 2001                            5,000,000  $       5,000   $        1,336  $       (7,336)  $    (1,000)
                                                  ============== ==============  =============== ===============  ============














                     The accompanying notes are an integral
                      part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  MAY 8, 2001 (INCEPTION) TO DECEMBER 31, 2001





CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $       (7,336)
    Stock issued for services                                            5,000
    Expenses paid by shareholder                                         1,336
    Increase in accrued expenses                                         1,000
                                                                ---------------
NET CASH USED IN OPERATING ACTIVITIES                                        -

CASH AND CASH EQUIVALENTS - May 8, 2001                                      -
                                                                ---------------

CASH AND CASH EQUIVALENTS - December 31, 2001                   $            -
                                                                ===============


SUPPLEMENTAL INFORMATION:
    During the initial period May 8 to December 31, 2001, the Company paid no cash for interest or income taxes.













                     The accompanying notes are an integral
                      part of these financial statements.

>




                                  CLEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1 -         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                 POLICIES

                 Nature of Operations
                 --------------------
                 Clement Corp. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on May 8, 2001.

                 Basis of Presentation
                 ---------------------
                 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the Company has not established a source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company. In the interim, management is committed to meeting the Company's minimal operating expenses.

                 Use of Estimates
                 ----------------
                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                 Cash and Cash Equivalents
                 -------------------------
                 The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                 Income Taxes
                 ------------
                 Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 -         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                 POLICIES
                 (Continued)

                 Loss Per Share
                 --------------
                 SFAS no. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share "(Diluted LPS"). The computation of Basic LPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted LPS gives effect to all diluted potential common shares outstanding during the period. The computation of Diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. At December 31, 2001, the Company had no potentially dilutive securities.

                 Comprehensive Income
                 --------------------
                 SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

                 Revenue Recognition
                 -------------------
                 As of December 31, 2001, the Company has not established an ongoing source of revenue. Revenue recognition policies will be determined when principal operations commence.

NOTE 2 -         INCOME TAXES

                 The components of the provision for income taxes for the period from May 8, 2001 (inception) to December 31, 2001 are as follows:

            Current Tax Expense
                U.S. Federal                                     $           -
                State and Local                                              -
                                                                 --------------
            Total Current                                                    -
                                                                 --------------

            Deferred Tax Expense
                U.S. Federal                                                 -
                State and Local                                              -
                                                                 --------------
            Total Deferred                                                   -
                                                                 --------------

            Total Tax Provision (Benefit) from
             Continuing Operations                               $           -
                                                                 ==============

                                  CLEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 2 -          INCOME TAXES (Continued)

                    The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                    Federal Income Tax Rate                               34.0%
                    Effect of Valuation Allowance                        (34.0)%
                                                                    -----------
                    Effective Income Tax Rate                              0.0%
                                                                    ===========

                    At December 31, 2001, the Company had net carryforward losses of $7,336. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                    Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:

                    Deferred Tax Assets
                     Loss Carryforwards                       $         2,494

                     Less:  Valuation Allowance                        (2,494)
                                                              ---------------
                     Net Deferred Tax Assets                  $             -
                                                              ===============

                    Net operating loss carryforwards expire in 2021.


NOTE 3 -            COMMON STOCK

                    On May 9, 2001, the Company issued 5,000,000 shares of common stock for services valued at $5,000.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Our sole director and principal executive officer is specified on the following table:

====================== ========== ============================================
          Name            Age                      Position
---------------------- ---------- --------------------------------------------
Alia Neely                27      President, Secretary, Treasurer and sole
                                  director
====================== ========== ============================================

Alia Neely. Ms. Neely is our President, Secretary, Treasurer, and sole director. Ms. Neely is our President, Secretary, Treasurer, and sole director. From 1995 to the present, Ms. Neely has been employed as an art teacher. Ms. Neely is also the sole officer and director of Turer Corp., a Nevada corporation, and an officer and director of International Travel CD's, Inc., a Colorado corporation. Ms. Neely is not an officer or director of any other reporting companies.

Other than Ms. Neely, there are no significant employees expected by us to make a significant contribution to our business. Our director will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Ms. Neely from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting him of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not presently have knowledge as to whether our officer, director, and principal shareholder has filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation.
----------------------------------

Executive Compensation. Our sole officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. We do not have any plans for our officers or directors to be paid any compensation in the immediate future. However, our sole officer and director anticipates receiving benefits as sole shareholder.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

                                                   Amount and Nature of
Title of Class     Name of Beneficial Owner        Beneficial Owner                 Percent of Class
--------------     ------------------------        ----------------                 ----------------
Common Stock       Alia Neely                       5,000,000 shares                    100%
                   34601 Calle Monte, Capistrano    President, Secretary,
                   Beach, California                Treasurer and sole Director

Common Stock       All Officer and Directors        5,000,000 shares                    100%
                   as a Group

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Transactions with Promoters. We issued 5,000,000 shares of our common stock to Alia Neely, our sole officer and director, in exchange for services related to our incorporation.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

We issued 5,000,000 shares of our common stock to Alia Neely, our sole officer and director, in exchange for services valued at $5,000.

Our offices are provided to us at no charge by Alia Neely, our sole officer and director. Ms. Neely has agreed to continue this arrangement until we complete a business combination.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

Copies of the following documents are filed with this Registration Statement, Form 10-KSB as exhibits:

3.1           Articles of Incorporation
              (Charter document)*

3.2           Bylaws
              (Charter document)*


* Previously filed as exhibits to Registration Statement on Form 10-SB filed on May 24, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, on March 28, 2002.

                                 Clement Corp.,
                                 a Nevada corporation


                                 By:   /s/ Alia Neely
                                       -----------------------------------
                                       Alia Neely
                                 Its:  President, Secretary, Treasurer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Clement Corp.

By:     /s/ Alia Neely                                    March 28, 2002
        ------------------------------------
        Alia Neely
Its:    President, Secretary, Treasurer, Director