Form 10QSB
period 2002-03-31
CLEMENT CORP
filed 2002-05-15
CIK 1140874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          -----------------   -----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2002, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------











                                  CLEMENT CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                  CLEMENT CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                             March 31,             December 31,
                                                                               2002                   2001
                                                                         ----------------       ---------------
                                                                           (Unaudited)

     ASSETS                                                               $            -         $           -
                                                                         ================       ===============

     LIABILITIES AND STOCKHOLDER'S EQUITY
       Accrued expense                                                             1,500                 1,000
                                                                         ----------------       ---------------
        Total current liabilities                                                  1,500                 1,000
                                                                         ----------------       ---------------
     STOCKHOLDER'S EQUITY
     Preferred Stock, $0.001 par value;
        5,000,000 shares authorized, no shares
        Issued and outstanding                                                         -                     -
     Common Stock, $0.001 par value;
         50,000,000 shares authorized,
         5,000,000 shares issued and outstanding                                   5,000                 5,000
     Additional paid-in Capital                                                    1,336                 1,336
     Deficit accumulated during
        the development stage                                                     (7,836)               (7,336)
                                                                         ----------------       ---------------
        Total stockholder's equity                                                (1,500)
                                                                                                        (1,000)
                                                                         ----------------       ---------------
                 Total liabilities and stockholder's equity               $            -         $           -
                                                                         ================       ===============








The accompanying notes are an integral part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                          January 1, 2002        May 8, 2001
                                                                                to             (Inception) to
                                                                           March 31, 2002       March 31, 2002
                                                                        -------------------   ------------------
     Revenue                                                             $               -     $              -

     General and administrative expenses                                               500                7,836
                                                                        -------------------   ------------------
     Loss from operations before provision for income taxes                           (500)              (7,836)

     Provision for income taxes                                                          -                    -
                                                                        -------------------   ------------------
     Net loss                                                            $            (500)    $         (7,836)
                                                                        ===================   ==================
     Net loss per share - basic and diluted                              $               -     $              -
                                                                        ===================   ==================
     Weighted average number of common shares
      outstanding                                                                5,000,000            5,000,000
                                                                        ===================   ==================











The accompanying notes are an integral part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY


                                                                                                   Deficit
                                                                                                  Accumulated
                                                                                  Additional      During the
                                                         Common Stock              Paid-in       Development
                                                     Shares         Amount         Capital          Stage           Total
                                                  ------------- --------------  --------------- ---------------  ------------
Balance, May 8, 2001                                         -  $           -   $            -  $            -   $         -

Issuance of shares for services - May 9, 2001        5,000,000          5,000                -               -         5,000

Expenses paid by shareholder                                 -              -            1,336               -         1,336

Net loss                                                     -              -                -          (7,336)       (7,336)
                                                  ------------- --------------  --------------- ---------------  ------------
Balance, December 31, 2001                           5,000,000          5,000            1,336           (7336)       (1,000)

Net loss (unaudited)                                         -              -                -            (500)         (500)
                                                  ------------- --------------  --------------- ---------------  ------------
Balance, March 31, 2002 (unaudited)                  5,000,000  $       5,000   $        1,336          (7,836)  $   (1.500)
                                                  ============= ==============  =============== ===============  ============











The accompanying notes are an integral part of these financial statements.

                                  CLEMENT CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                           January 1, 2002      May 8, 2001
                                                                 to            (Inception) to
                                                            March 31, 2002     March 31, 2002
                                                          ----------------   ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                         $         (500)    $      (7,836)
          Stock issued for services                                     -             5,000
        Expenses paid by shareholder                                    -             1,336
        Increase in accrued expenses                                  500             1,500
                                                          ----------------   ---------------
     NET CASH USED IN OPERATING ACTIVITIES                              -                 -

     CASH AND CASH EQUIVALENTS - beginning                              -                 -
                                                          ----------------   ---------------
     CASH AND CASH EQUIVALENTS - March 31, 2002            $            -     $           -
                                                          ================   ===============


     SUPPLEMENTAL INFORMATION:
         During the initial period May 8 to March 31, 2002, the Company paid no cash for interest or income taxes.













The accompanying notes are an integral part of these financial statements.

                                  CLEMENT CORP.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2002


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

               Interim Financial Information
               -----------------------------
               The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10KSB for the period ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year ended December 31, 2002.

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

Our Business. We were incorporated on May 8, 2001, as a development stage or shell corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our shareholder. We will review and evaluate business ventures for possible mergers or acquisitions. We recently entered into an Acquisition Agreement with Global Web TV, Inc., a Florida corporation, purusant to which we will acquire all of the issued and outstanding shares of common stock of Global Web TV, Inc. There are several contingencies which must be satisfied in order for the acquisition to close and we do not know whether those conditions will be met. If we are unable to complete the acquisition of Global Web TV, Inc., then we intend to look for another merger or acquisition candidate.

Liquidity and Capital Resources. We have cash of $0.00 as of March 31, 2002. We have no assets and we have liabilities of $1,500 as of December 31, 2001. Alia Neely, our sole officer and director, has paid our expenses since our formation, and we anticipate that Ms. Neely will continue to pay our expenses.

Results of Operations. We have not yet realized any revenue from operations, nor do we expect to in the foreseeable future. For the period ending March 31, 2002, our total expenses were $500, which were represented by general and administrative expenses. For the period ending March 31, 2002, we experienced a net loss of $500.

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

Plan of Operation for the Next Twelve Months. Our plan of operation is dependent on our ability to complete the acquisition of Global Web TV, Inc. If we are unable to complete the acquisition of Global Web TV, Inc., then we intend to look for another merger or acquisition candidate.

We will need to raise additional capital to complete the acquisition of Global Web TV, Inc. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months, unless we complete the acquisition of Global Web TV, Inc. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we complete the acquisition of Global Web TV, Inc. We do not anticipate that we will hire any employees in the next six to twelve months, unless complete the acquisition of Global Web TV, Inc.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-----------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on May 15, 2002.

                             Clement Corp.
                             a Nevada corporation


                             By:      /s/ Alia Neely
                                      -----------------------------------------
                                      Alia Neely
                             Its:     President, Secretary, Treasurer, Director